Form 10-K
period 2012-12-31
UBS-Barclays Commercial Mortgage Trust 2012-C2
filed 2013-03-29
CIK 1552328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark
One)
(X)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
OR
( )
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number of Issuing Entity: 333-177354-02
UBS-Barclays Commercial Mortgage Trust 2012-C2
(Exact name of Issuing Entity as specified in its charter)
UBS Commercial Mortgage Securitization Corp.
(Exact name of Depositor as specified in its charter)
UBS Real Estate Securities Inc.
Barclays Bank PLC
Archetype Mortgage Funding II LLC
KeyBank National Association
(Exact name of Sponsor as specified in its charter)
New York
46-0613665, 46-0621519
(State or Other Jurisdiction of Incorporation of issuing entity)
(I.R.S. Employer Identification No.)
c/o U.S. Bank National Association as Certificate
Administrator, 190 South LaSalle St., 7th Floor Chicago, IL

60603
(Address of Principal Executive Offices of issuing entity)
(Zip Code)
(800) 934-6802
(Telephone number, including area code, of issuing entity)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. ( ) Yes (X) No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. ( ) Yes (X) No
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes ( ) No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
Form 10-K.
Not applicable
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ( )
Accelerated filer ( )
Non-accelerated filer (X)
Smaller reporting company ( )
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
( ) Yes (X) No
State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) Any annual report to security holder; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).
See Item 15
PART I
Item 1.
Business
Omitted
Item 1A.
Risk Factors
Omitted
Item 1B. Unresolved Staff Comments.
None
Item 2.
Properties
Omitted
Item 3.
Legal Proceedings
Omitted
Item 4.
Mine Safety Disclosures
Not applicable
PART II
Item 5.
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Omitted
Item 6.
Selected Financial Data
Omitted
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Omitted
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
Omitted
Item 8.
Financial Statements and Supplementary Data
Omitted
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Omitted
Item 9A.
Controls and Procedures
Omitted
Item 9B.
Other Information.
Omitted
PART III
Item 10.
Directors, Executive Officers and Corporate Governance.
Omitted
Item 11.
Executive Compensation.
Omitted
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted
Item 13.
Certain Relationships and Related Transactions, and Director Independence
Omitted
Item 14.
Principal Accountant Fees and Services
Omitted
PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS
BEING PROVIDED IN THIS REPORT ON FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets Financial Information.
The 110 William Street Mortgage Loan (Loan 6011100001 on Annex A-1 of the Prospectus Supplement of the
Registrant relating to the issuing entity filed on July 17, 2012 pursuant to Rule 424 (b)(5)) is a Significant Obligor within the meaning of Item 1101(k)(2) of Regulation AB.
Based on the borrower's preceding fiscal year's financial for the year ended December 31, 2012, in accordance with
Item 1112 (b) of Regulation AB, such Significant Obligor had a Net Operating Income of $13,243,806.00.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments Financial Information.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.
Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to
UBS Real Estate Securities Inc ("UBSRES"), the Sponsor and a mortgage loan seller:

In February 2012, Assured Guaranty filed suit against UBSRES in New York State Court asserting claims for breach of contract and declaratory relief based on UBSRES' alleged failure to repurchase allegedly defective mortgage loans with an original principal balance of at least $997 million that serve as collateral for residential mortgage-backed securities sponsored by the company and insured in part by Assured Guaranty. Assured Guaranty also claims that UBSRES breached representations and warranties concerning the mortgage loans and breached certain obligations under commitment letters. Assured Guaranty seeks unspecified damages that include payments on current and future claims made under Assured Guaranty insurance policies totaling approximately $308 million at the time of the filing of the complaint, as well as compensatory and consequential losses, fees, expenses and pre-judgment interest. The case was removed to federal court, and in August 2012, the Court granted UBSRES' motion to dismiss
Assured Guaranty's claims for breach of UBSRES' contractual repurchase obligations, holding that only the trustee for the securitization trust has the contractual right to enforce those obligations. The Court also granted UBSRES' motion to dismiss Assured Guaranty's claims for declaratory relief. The Court denied UBSRES' motion to dismiss Assured Guaranty's claims for breach of representation and warranty and breach of the commitment letters. The case is now in discovery. In October 2012, following the Court's holding that only the trustee may assert claims seeking to enforce UBSRES' repurchase obligations, the residential mortgage-backed securities trusts at issue in the Assured Guaranty litigation filed a related action in the Southern District of
New York seeking to enforce UBSRES' obligation to repurchase loans with an original principal balance of approximately $2 billion for which Assured Guaranty had previously demanded repurchase. UBS's motion to dismiss the suit filed by the trusts is pending. With respect to the portion of the loans subject to this suit that were originated by
institutions still in existence, UBS will seek to enforce its indemnity rights against those institutions.

In April 2012, the Federal Housing Finance Agency, as conservator for Freddie Mac, filed a notice and summons in New York Supreme Court initiating suit against UBSRES for breach of contract and declaratory relief arising from alleged breaches of representations and warranties in connection with certain mortgage loans and UBSRES' alleged failure to repurchase such mortgage loans. The complaint for this suit was filed in September 2012 and seeks, among other relief, specific performance of UBSRES' alleged loan repurchase obligations for at least $94 million in original principal balance of loans for which Freddie Mac had previously demanded repurchase; no damages are specified.
UBSRES, or its predecessor, Paine Webber Real Estate Securities, Inc., have been named as defendants, along with numerous other entities, in five purported class action lawsuits pending in Missouri. Plaintiffs in each case are individuals who entered into second mortgages with various second mortgage originators. Plaintiffs seek to represent state-wide classes in Missouri and assert violations of Missouri's Second Mortgage Loan Act. The relief sought by Plaintiffs includes a refund of fees charged and interest paid in connection with their loans, relief from making future payments of interest and principal, punitive damages and attorneys' fees. The five cases pending against UBS in Missouri are: Baker v. Century Financial Group, Inc., CV100-4294 CC (Clay County, Liberty);
Beaver v. U.S. Bank Trust National Association, 03-CV-213643 (Jackson County, Independence); Gilmor v.
Preferred Credit Corporation, CV100-4263 CC (Clay County, Liberty); Thomas v. U.S. Bank, N.A., N.D., 5:11-cv-
06013 (W.D. MO., Western Division); and Mayo v. GMAC Mortgage, LLC, et al., 4:08-CV-568 (W.D. MO.,
Western Division).

UBSRES does not hold, and never held, any of the second mortgage loans at issue in the Baker or Gilmor cases.
Regarding the Beaver case, the Court has certified the case as a class action. With respect to the Thomas case, the case was remanded to Missouri state court in August 2009 after having been removed to federal district court in
2004. Plaintiffs filed an amended complaint in January 2011, adding a new defendant, and the case was thereafter removed to federal court. In September 2012, the Court granted plaintiffs leave to amend the complaint. On
January 11, 2013, UBS re-filed its motion to dismiss for lack of standing and on March 12, 2013, plaintiffs filed their response. UBS will be filing a reply in support of its motion to dismiss on April 12, 2013. The Mayo case was settled on March 20, 2013.

UBSRES, along with certain affiliates, is named as a defendant in ten lawsuits brought by purchasers of residential mortgage-backed securities (RMBS) asserting claims under federal securities law or under state securities and/or state common law based on alleged misrepresentations or omissions in offering documents for approximately $10.4 billion in original face amount of residential mortgage-backed securities underwritten and issued by affiliates. These lawsuits include a putative class action filed in federal court in New Jersey asserting violations of the federal securities laws against various UBS entities, including UBSRES, in connection with
$2.6 billion in original face amount of UBS-sponsored RMBS. The suit was dismissed with prejudice on statute of limitations grounds in July 2012. The named plaintiff has appealed the dismissal and the appeal remains pending.

UBSRES also has tolling agreements with certain institutional purchasers of RMBS concerning their potential claims related to purchases of RMBS sponsored by UBSRES.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on July 16, 2012 pursuant to Rule 424(b)(5).
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this report is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).
Item 1123 of Regulation AB. Servicing Compliance Statement.
The servicer compliance statements are attached hereto under Item 15.
PART IV
Item 15.
Exhibits and Financial Statement Schedules.
(a)
Exhibits
(1) Not applicable
(2) Not applicable
(3)
Exhibit Number
Description
4. Pooling and Servicing Agreement, dated as of July 1, 2012, among UBS Commercial Mortgage
Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset
Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, and U.S. Bank National
Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant's
Current Report on Form 8-K dated July 16, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)
10.1 Mortgage Loan Purchase Agreement, dated July 17, 2012, among UBS Real Estate Securities
Inc., UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC, pursuant to which UBS Real Estate
Securities Inc. sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (Filed as Exhibit
99.1 to the Registrant's Current Report on Form 8-K dated July 17, 2012 and filed by the registrant on July 17,
2012, which is incorporated by reference herein)
10.2
Mortgage Loan Purchase Agreement, dated July 17, 2012, between Barclays Bank
PLC and UBS Commercial Mortgage Securitization Corp., pursuant to which Barclays Bank PLC sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp.  (Filed as Exhibit 99.2 to the
Registrant's Current Report on Form 8-K dated July 17, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)
10.3
Mortgage Loan Purchase Agreement, dated July 17, 2012, between Archetype
Mortgage Funding II LLC and UBS Commercial Mortgage Securitization Corp., pursuant to which
Archetype Mortgage Funding II LLC sold certain mortgage loans to UBS Commercial Mortgage
Securitization Corp. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated July 17, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)
10.4
Mortgage Loan Purchase Agreement, dated July 17, 2012, between KeyBank
National Association and UBS Commercial Mortgage Securitization Corp., pursuant to which KeyBank
National Association sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp.
(Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated July 17, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)
31. Rule 13a-14(d)/15d-14(d) Certification
33. Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1) Wells Fargo Bank, National Association, as Master Servicer
33.2) CWCapital Asset Management LLC, as Special Servicer
33.3) Pentalpha Surveillance LLC, as Operating Advisor
33.4) U.S. Bank National Association, as Certificate Administrator, Custodian, and
Trustee
33.5) CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6) National Tax Search, LLC, as Servicing Function Participant
33.7) Newmark Realty Capital, Inc., as Servicing Function Participant
34. Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1) Wells Fargo Bank, National Association, as Master Servicer
34.2) CWCapital Asset Management LLC, as Special Servicer
34.3) Pentalpha Surveillance LLC, as Operating Advisor
34.4) U.S. Bank National Association, as Certificate Administrator, Custodian, and
Trustee
34.5) CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6) National Tax Search, LLC, as Servicing Function Participant
34.7) Newmark Realty Capital, Inc., as Servicing Function Participant
35. Servicer Compliance Statement
35.1) Wells Fargo Bank, National Association, as Master Servicer
35.2) CWCapital Asset Management LLC, as Special Servicer
35.3) U.S. Bank National Association, as Certificate Administrator and Custodian
(b)
The exhibits required to be filed by registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c)
Not Applicable
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UBS Commercial Mortgage Securitization Corp.
(Depositor)
By: /s/ David Nass
Name: David Nass
Title: President
(Senior Officer in Charge of Securitization of the
Depositor)
By: /s/John Herman
Name: John Herman
Title: Managing Director
Dated: March 29, 2013
EXHIBIT INDEX
Exhibit
Description

Pooling and Servicing Agreement, dated as of July 1, 2012, among UBS Commercial
Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National
Association, as Master Servicer, CWCapital Asset Management LLC, as Special
Servicer, Pentalpha Surveillance LLC, as Operating Advisor, and U.S. Bank National
Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant's Current Report on Form 8-K dated July 16, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)
10.1
Mortgage Loan Purchase Agreement, dated July 17, 2012, among UBS Real Estate
Securities Inc., UBS Commercial Mortgage Securitization Corp. and Barclays Bank
PLC, pursuant to which UBS Real Estate Securities Inc. sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (Filed as Exhibit 99.1 to the
Registrant's Current Report on Form 8-K dated July 17, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)
10.2
Mortgage Loan Purchase Agreement, dated July 17, 2012, between Barclays
Bank PLC and UBS Commercial Mortgage Securitization Corp., pursuant to which Barclays Bank PLC sold certain mortgage loans to UBS Commercial
Mortgage Securitization Corp.  (Filed as Exhibit 99.2 to the Registrant's Current
Report on Form 8-K dated July 17, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)
10.3
Mortgage Loan Purchase Agreement, dated July 17, 2012, between Archetype
Mortgage Funding II LLC and UBS Commercial Mortgage Securitization Corp.,
pursuant to which Archetype Mortgage Funding II LLC sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (Filed as Exhibit 99.3 to the
Registrant's Current Report on Form 8-K dated July 17, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)
10.4
Mortgage Loan Purchase Agreement, dated July 17, 2012, between KeyBank
National Association and UBS Commercial Mortgage Securitization Corp.,
pursuant to which KeyBank National Association sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp.(Filed as Exhibit 99.4 to the
Registrant's Current Report on Form 8-K dated July 17, 2012 and filed by the registrant on July 17, 2012, which is incorporated by reference herein)

Rule 13a-14(d)/15d-14(d) Certification
Exhibit
Description

Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1) Wells Fargo Bank, National Association, as Master Servicer
33.2) CWCapital Asset Management LLC, as Special Servicer
33.3) Pentalpha Surveillance LLC, as Operating Advisor
33.4) U.S. Bank National Association, as Certificate Administrator, Custodian, and
Trustee
33.5) CoreLogic Commerical Real Estate Services, Inc., as Servicing Function
Participant
33.6) National Tax Search LLC, as Servicing Function Participant
33.7) Newmark Realty Capital, Inc., as Servicing Function Participant

Attestation reports on assessment of compliance with servicing criteria for asset-
backed securities.
34.1) Wells Fargo Bank, National Association, as Master Servicer
34.2) CWCapital Asset Management LLC, as Special Servicer
34.3) Pentalpha Surveillance LLC, as Operating Advisor
34.4) U.S. Bank National Association, as Certificate Administrator, Custodian, and
Trustee
34.5) CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
Participant
34.6) National Tax Search LLC, as Servicing Function Participant
34.7) Newmark Realty Capital, Inc., as Servicing Function Participant

Servicer Compliance Statement
35.1) Wells Fargo Bank, National Association, as Master Servicer
35.2) CWCapital Asset Management LLC, as Special Servicer
35.3) U.S. Bank National Association, as Certificate Administrator and Custodian
Exhibit 31
UBS Commercial Mortgage Securitization Corp.,
UBS-Barclays Commercial Mortgage Trust 2012-C2 (the "Trust"),
        Commercial Mortgage Pass-Through Certificates, Series 2012-C2, issued pursuant to the Pooling and Servicing Agreement, dated as of July 1, 2012 (the "Pooling and Servicing Agreement"),
      entered into by UBS Commercial Mortgage Securitization Corp., as depositor (the "Depositor"),
    Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management
    LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and U.S. Bank
National Association, as trustee, certificate administrator, paying agent and custodian
I, David Nass, of UBS Commercial Mortgage Securitization Corp., the depositor into the above-referenced
Trust, certify that:

1.
I have reviewed this report on Form 10-K, and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the Trust (the "Exchange Act Periodic Reports");

2.
Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

4.
Based on my knowledge and the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

5.
All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act
Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset
Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, U.S. Bank National
Association, as Certificate Administrator, U.S. Bank National Association, as Custodian, and U.S. Bank National
Association, as Trustee, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant,
National Tax Search, LLC, as Servicing Function Participant, and Newmark Realty Capital, Inc., as Servicing
Function Participant.
[SIGNATURE PAGE FOLLOWS]
Date: March 29, 2013
__/s/ David Nass__________________
David Nass
President