Form 10-K
period 2013-12-31
UBS-Barclays Commercial Mortgage Trust 2012-C2
filed 2014-03-31
CIK 1552328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-177354-02
(Commission File Number of issuing entity)

UBS-Barclays Commercial Mortgage Trust 2012-C2
(Exact name of issuing entity)

UBS Commercial Mortgage Securitization Corp.
(Exact name of Depositor as specified in its charter)

UBS Real Estate Securities Inc.
Barclays Bank PLC
Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC)
KeyBank National Association
(Exact names of the Sponsors as specified in their charters)

46-0613665 / 46-0621519
(I.R.S. Employer Identification No.)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

1285 Avenue of the Americas
New York, New York
(Address of principal executive offices of issuing entity)

10019
(Zip Code)

(212) 713-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable.

EXPLANATORY NOTE
This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
Omitted.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Additional Disclosure Items for Regulation AB

Item 1112(b) of Regulation AB.	Significant Obligors of Pool Assets (Financial Information).
The 110 William Street Mortgage Loan (Loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on July 16, 2012 pursuant to Rule 424 (b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement. In accordance with Item 1112 (b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $10,691,557.00 for the twelve-month period ended December 31, 2013.

Item 1114(b)(2) of Regulation AB.	Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers Financial Information).
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB.	Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB.	Legal Proceedings.
The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc ("UBSRES"), a sponsor and a mortgage loan seller:

UBSRES is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.

Item 1119 of Regulation AB.	Affiliations and Certain Relationships and Related Transactions.
The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on July 16, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB.	Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.6. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") attached to this Annual Report on Form 10-K as Exhibit 33.2 discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2013 and for the Reporting Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(4)(vii), as follows:

With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) were not initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM

1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the time frames or other requirements established by the transaction agreements.

Noncompliance:

CWAM has identified a material instance of non-compliance as of December 31, 2013 and for the Reporting Period as a result of misappropriations of funds from certain securitization transactions included in the Platform by a single CWAM employee (the "Misappropriations"). The Misappropriations started in 2012 and were detected and ceased in September 2013, and included an aggregate amount of approximately $6,000,000. The Misappropriations were limited to certain securitization transactions in the Platform.

Remediation:

Promptly upon discovery of the Misappropriations in September 2013, CWAM terminated the offending employee and filed a civil action to recover the misappropriated funds . As of December 31, 2013, all of the affected securitization transactions in the Platform have been fully reimbursed. CWAM has also promptly notified rating agencies and criminal authorities of the Misappropriations and the former employee was arrested on October 2, 2013. Adjustments have been made to CWAM's policies and procedures to minimize the risk of future misappropriation or errors.

CWAM has advised counsel to the registrant that the reported instance of material instance of noncompliance did not affect this issuing entity.

Item 1123 of Regulation AB.	Servicer Compliance Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a) Exhibits
(1)	Not applicable
(2)	Not applicable
(3)	See below.

4.1	Pooling and Servicing Agreement, dated as of July 1, 2012, among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator, custodian, trustee, and paying agent (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on July 17, 2012 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification

33	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
33.1) Wells Fargo Bank, National Association, as Master Servicer
33.2) CWCapital Asset Management LLC, as Special Servicer
33.3) U.S. Bank National Association, as Certificate Administrator, Custodian, and Trustee
33.4) Pentalpha Surveillance LLC, as Operating Advisor
33.5) CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6) National Tax Search, LLC, as Servicing Function Participant

34	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
34.1) Wells Fargo Bank, National Association, as Master Servicer
34.2) CWCapital Asset Management LLC, as Special Servicer
34.3) U.S. Bank National Association, as Certificate Administrator, Custodian, and Trustee
34.4) Pentalpha Surveillance LLC, as Operating Advisor
34.5) CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6) National Tax Search, LLC, as Servicing Function Participant

35	Servicer Compliance Statements
35.1) Wells Fargo Bank, National Association, as Master Servicer
35.2) CWCapital Asset Management LLC, as Special Servicer
35.3) U.S. Bank National Association, as Certificate Administrator

99.1	Mortgage Loan Purchase Agreement, dated July 17, 2012, among UBS Real Estate Securities Inc., UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC, pursuant to which UBS Real Estate Securities Inc. sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated July 17, 2012, between Barclays Bank PLC and UBS Commercial Mortgage Securitization Corp., pursuant to which Barclays Bank PLC sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated July 17, 2012, between Archetype Mortgage Funding II LLC and UBS Commercial Mortgage Securitization Corp., pursuant to which Archetype Mortgage Funding II LLC sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)

99.4	Mortgage Loan Purchase Agreement, dated July 17, 2012, between KeyBank National Association and UBS Commercial Mortgage Securitization Corp., pursuant to which KeyBank National Association sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)

(b)	The exhibits required to be filed by registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

By: /s/ David Nass
Name: David Nass
Title: President and Chief Executive
(senior officer in charge of securitization of the depositor)

Dated: March 31, 2014

By: /s/ David Schell
Name: David Schell
Title: Executive Director

Dated: March 31, 2014

EXHIBIT INDEX

Exhibit	Description
4.1	Pooling and Servicing Agreement, dated as of July 1, 2012, among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator, custodian, trustee, and paying agent (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on July 17, 2012 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification

33	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
33.1) Wells Fargo Bank, National Association, as Master Servicer
33.2) CWCapital Asset Management LLC, as Special Servicer
33.3) U.S. Bank National Association, as Certificate Administrator, Custodian, and Trustee
33.4) Pentalpha Surveillance LLC, as Operating Advisor
33.5) CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6) National Tax Search, LLC, as Servicing Function Participant

34	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
34.1) Wells Fargo Bank, National Association, as Master Servicer
34.2) CWCapital Asset Management LLC, as Special Servicer
34.3) U.S. Bank National Association, as Certificate Administrator, Custodian, and Trustee
34.4) Pentalpha Surveillance LLC, as Operating Advisor
34.5) CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6) National Tax Search, LLC, as Servicing Function Participant

35	Servicer Compliance Statements
35.1) Wells Fargo Bank, National Association, as Master Servicer
35.2) CWCapital Asset Management LLC, as Special Servicer
35.3) U.S. Bank National Association, as Certificate Administrator

99.1	Mortgage Loan Purchase Agreement, dated July 17, 2012, among UBS Real Estate Securities Inc., UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC, pursuant to which UBS Real Estate Securities Inc. sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated July 17, 2012, between Barclays Bank PLC and UBS Commercial Mortgage Securitization Corp., pursuant to which Barclays Bank PLC sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated July 17, 2012, between Archetype Mortgage Funding II LLC and UBS Commercial Mortgage Securitization Corp., pursuant to which Archetype Mortgage Funding II LLC sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)

99.4	Mortgage Loan Purchase Agreement, dated July 17, 2012, between KeyBank National Association and UBS Commercial Mortgage Securitization Corp., pursuant to which KeyBank National Association sold certain mortgage loans to UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)