Form 10-K
period 2014-12-31
UBS-Barclays Commercial Mortgage Trust 2012-C2
filed 2015-03-27
CIK 1552328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number of the issuing entity: 333-177354-02

Central Index Key Number of the issuing entity: 0001552328
UBS-Barclays Commercial Mortgage Trust 2012-C2
(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001532799
UBS Commercial Mortgage Securitization Corp.
(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541886
UBS Real Estate Securities Inc.
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070
Barclays Bank PLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405
(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1.)
Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC)
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877
KeyBank National Association
(exact name of the sponsor as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

46-0613665
46-0621519
(I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association, as Certificate Administrator
190 S. LaSalle Street
Chicago, Illinois
(Address of principal executive offices of the issuing entity)

60603
(Zip Code)

Registrant’s telephone number, including area code:
(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐No
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
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
Not applicable.

EXPLANATORY NOTE

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).
The 110 William Street Mortgage Loan (Loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on July 16, 2012 pursuant to Rule 424 (b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement. In accordance with Item 1112 (b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $11,166,445.00 for the twelve-month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers Financial Information).
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc. (“UBSRES”), a sponsor and a mortgage loan seller, and U.S. Bank National Association (“U.S. Bank”), the certificate administrator, custodian, trustee, and paying agent:

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

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on July 16, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
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

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2014 and for the Reporting Period, disclosed a material instance of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(1)(i), as follows:

• With respect to compliance with servicing criterion 1122(d)(1)(i), CWAM’s policies and procedures were not properly instituted to monitor loan performance or other triggers and events of defaults in accordance with the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM

1122(d)(1)(i): Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance of the transaction agreements. Timely reporting results of monitoring loan performance to the trusts, in accordance with the transaction agreements.

Noncompliance:

The instance of material noncompliance, for the Reporting Period included a failure to deliver required asset status reports ("ASRs") to the transaction parties in a timely manner with respect to certain agreements for the securitization transactions described in the table below (which do not include the securitization transaction to which this Annual Report on Form 10-K relates). The preparation and delivery of ASRs to the transaction parties are a component of CWAM's requirements under section 1122(d)(1)(i) of Regulation AB. The typical delivery timeframe ranges from 30 to 90 days and is dependent upon the related transaction agreements. Certain securitizations require ASRs upon transfer of a loan to CWAM. During the reporting period, CWAM prepared the required ASRs, but failed to deliver the ASRs within the timeframes specified in the transaction agreements. The ASRs for a total of 34 loans related to 17 securitizations were not delivered on time. CWAM remedied the issue in December 2014 by delivering all of the delinquent reports.

#	Securitization	Number of loans impacted
1	BACM 2006-3	1
2	BACM 2008-1	3
3	CD 2007-CD4	5
4	CGCMT 2007-C6	4
5	GSMS 2012-GCJ7	1
6	JPMC 2006-CIBC17	3
7	JPMC 2006-LDP9	3
8	JPMC 2007-LDP11	2
9	JPMCC 2006-CIBC14	1
10	JPMCC 2008-C2	1
11	MLCFC 2006-1	1
12	MLCFC 2007-5	2
13	MLCFC 2007-6	1
14	MLMT 2006-C1	1
15	WBCMT 2006-C25	1
16	WBCMT 2006-C26	2
17	WBCMT 2006-C28	2
Total		34

Remediation:

In response to the procedural and system control weaknesses, CWAM's Compliance Committee conducted a process analysis and implemented various measures to prevent recurrence. The measures included additional task-specific training and development of a workflow chart with responsible parties including assignment of a senior manager responsible for the ASR process.

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits
(1) Not applicable
(2) Not applicable
(3) See below.

4.1 Pooling and Servicing Agreement, dated as of July 1, 2012, among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and U.S. Bank National Association, as certificate administrator, custodian, trustee, and paying agent (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 17, 2012 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certification
33 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 U.S. Bank National Association, as Certificate Administrator, Custodian, and Trustee
33.4 Pentalpha Surveillance LLC, as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant

34 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 U.S. Bank National Association, as Certificate Administrator, Custodian, and Trustee
34.4 Pentalpha Surveillance LLC, as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant

35 Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator

99.1 Mortgage Loan Purchase Agreement, dated July 17, 2012, among UBS Real Estate Securities Inc., UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated July 17, 2012, between Barclays Bank PLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)
99.3 Mortgage Loan Purchase Agreement, dated July 17, 2012, between Archetype Mortgage Funding II LLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)
99.4 Mortgage Loan Purchase Agreement, dated July 17, 2012, between KeyBank National Association and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)

(b) The exhibits required to be filed by registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/David Nass
Name: David Nass
Title: President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 27, 2015

/s/Alfred Fernandez
Name: Alfred Fernandez
Title: Executive Director

Date: March 27, 2015

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

33 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 U.S. Bank National Association, as Certificate Administrator, Custodian, and Trustee
33.4 Pentalpha Surveillance LLC, as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant

34 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 U.S. Bank National Association, as Certificate Administrator, Custodian, and Trustee
34.4 Pentalpha Surveillance LLC, as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant

35 Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator

99.1 Mortgage Loan Purchase Agreement, dated July 17, 2012, among UBS Real Estate Securities Inc., UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated July 17, 2012, between Barclays Bank PLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)
99.3 Mortgage Loan Purchase Agreement, dated July 17, 2012, between Archetype Mortgage Funding II LLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)
99.4 Mortgage Loan Purchase Agreement, dated July 17, 2012, between KeyBank National Association and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 and incorporated by reference herein)