Form 10-K
UBS-Barclays Commercial Mortgage Trust 2012-C2
filed 2016-03-29
CIK 1552328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Central Index Key Number of the sponsor: 0001548405 (The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)
Starwood Mortgage Funding II LLC
(exact name of the sponsor as specified in its charter)
(formerly known as Archetype Mortgage Funding II LLC)

Central Index Key Number of the sponsor: 0001089877
KeyBank National Association
(exact name of the sponsor as specified in its charter)

46-0613665
New York	46-0621519
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association, as Certificate Administrator
190 S. LaSalle Street
Chicago, IL
(Address of principal executive offices of the issuing entity)

60603
(Zip Code)

Registrant’s telephone number, including area code:
(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes / X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes / X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer / /	Accelerated filer / /
Non-accelerated filer /x/ (Do not check if a smaller reporting company)	Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / /Yes / X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / /Yes / /No
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
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
Not applicable.

EXPLANATORY NOTE

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.
The 110 William Street Mortgage Loan (Loan #1 on Annex A-1 of the Prospectus Supplement of the registrant relating to the issuing entity filed on July 16, 2012 pursuant to Rule 424 (b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the Prospectus Supplement. In accordance with Item 1112 (b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $13,720,783.00 for the twelve-month period ended December 31, 2015.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.
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

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc., as sponsor, CWCapital Asset Management LLC, as special servicer and U.S. Bank National Association, as trustee, certificate administrator and custodian:

UBS Real Estate Securities Inc. (“UBSRES”) is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.

On December 17, 2015, U.S. Bank National Association, the trustee under five (5) pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (“Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCapital Asset Management LLC (“CWCAM”) in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York (the “Property”) securing loans held by those trusts. CWCAM was the special servicer of the Property. The petition requests the court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing, and forum non conveniens. There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on CWCAM. However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on July 16, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below.

4 Pooling and Servicing Agreement, dated as of July 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.
33 Reports on assessment of compliance with servicing criteria for asset-backed securities
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
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
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
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

35 Servicer compliance statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator

99.1 Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between UBS Commercial Mortgage Securitization Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)
99.3 Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between UBS Commercial Mortgage Securitization Corp. and Archetype Mortgage Funding II LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)
99.4 Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between UBS Commercial Mortgage Securitization Corp. and KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/David Nass
David Nass, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 29, 2016

/s/David Schell
David Schell, Executive Director

Date: March 29, 2016

EXHIBIT INDEX

Exhibit Description

4 Pooling and Servicing Agreement, dated as of July 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.
33 Reports on assessment of compliance with servicing criteria for asset-backed securities
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
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
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
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

35 Servicer compliance statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator

99.1 Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between UBS Commercial Mortgage Securitization Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)
99.3 Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between UBS Commercial Mortgage Securitization Corp. and Archetype Mortgage Funding II LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)
99.4 Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between UBS Commercial Mortgage Securitization Corp. and KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)