Form 10-K
period 2019-12-31
UBS-Barclays Commercial Mortgage Trust 2012-C2
filed 2020-03-25
CIK 1552328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

60603

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

99.1

Mortgage Loan Purchase Agreement, dated as of July 17, 2012, among UBS Real Estate Securities Inc., UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)

99.2

Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between Barclays Bank, PLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)

99.3

Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between Archetype Mortgage Funding II LLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)

99.4

Mortgage Loan Purchase Agreement, dated as of July 17, 2012, between KeyBank National Association and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on July 17, 2012 under Commission File No. 333-177354-02 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 25, 2020

/s/ David Schell
David Schell, Managing Director

Date: March 25, 2020